Form 10-K
period 1997-12-31
METLIFE CAPITAL EQUIPMENT LOAN TRUSTS
filed 1998-03-31
CIK 1035795

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the Fiscal year ended December 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES EXCHANGE
    ACT OF 1934

                       Commission File Number 333-23405

                    METLIFE CAPITAL FUNDING CORPORATION III
    (originator of the MetLife Capital Equipment Loan Trust Series 1997-A)
        on behalf of MetLife Capital Equipment Loan Trust Series 1997-A
            (Exact name of Registrant as specified in its charter)

              Delaware                              91-1788640
      (State or other jurisdiction of            (I.R.S. Employer
      Incorporation or organization)            Identification No.)

                        10900 NE 4th Street, Suite 550
                          Bellevue, Washington 98004
             (Address of principal executive offices and ZIP code)

Registrant's telephone number, including area code: (425) 450-3590

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

                              ------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

================================================================================

                                    PART I

ITEM 1.   BUSINESS

MetLife Capital Equipment Loan Trust 1997-A (the "Trust") is a statutory business trust created under the laws of Delaware among MetLife Capital Corporation ("MCC") the Seller, MetLife Capital Funding Corporation III ("MCFCIII") the Transferor and Wilmington Trust Company ("Wilmington") the Owner Trustee. The trust is engaged in activities limited by the terms of the Trust Agreement to acquiring, owning and managing the Receivables, issuing and making payments on the Notes and other activities related thereto.

ITEM 2.   PROPERTIES

The property of the Trust includes a portfolio of receivables ("the Receivables") which consist of fixed rate commercial loan contracts ("Loan Contracts") secured by commercial or industrial equipment, including the rights to receive certain payments made with respect to such Loan Contracts. At the time of the Trust's formation, and on certain Addition Dates thereafter, MCC sold and contributed to MCFCIII, which in turn conveyed to the Trust all Receivables listed on the Schedule of Receivables or the Subsequent Schedule of Receivables.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Investor Certificates are held and delivered in book-entry form through the facilities of The Depository Trust Company ("DTC") (in the United States) a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities and Exchange Act of 1934, as amended or Cedel or Euroclear (in Europe).

To the best knowledge of the Registrant, there is no established public trading market for the Certificates.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

Not applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The $304,203,000 class A Noteholders Investor Certificates are 100% held in book-entry form by DTC in the name of Cede & Company, as nominee of DTC for beneficial owners. Following is a list of the persons known to the Registrant to be the beneficial owner of more than five percent of the Class A Notes:

                                                     AMOUNT OF
                                                     BENEFICIAL
      TYPE OF OWNER    NAME OF CLASS A NOTEHOLDER    OWNERSHIP    PERCENTAGE
      -------------    --------------------------    ----------   ----------
      Beneficial              Fidelity             $70,000,000    23.011%
      Beneficial              Travellers            35,000,000    11.505%
      Beneficial              Blackrock             32,000,000    10.875%
      Beneficial              NML                   30,000,000     9.862%
      Beneficial              National Asset        20,000,000     6.575%
      Beneficial              Brinson               20,000,000     6.575%
      Beneficial              Mass Mutual           19,000,000     6.246%
      Beneficial              Meridian              18,000,000     5.917%
      Beneficial              Hartford              17,500,000     5.753%
      Beneficial              Delaware              15,703,000     5.162%


The $26,453,783 Class B Notes are 100% owned by MetLife Capital Funding Corporation III, as a form of credit enhancement for the securitization.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)(3) Exhibits:

99.1      Management's Assertions on Internal Controls.

99.2 Annual Independent Accountants' Report pursuant to Section 4.11 of the Transfer And Servicing Agreement.

99.3      1997 Annual Statement prepared by the Servicer.

          (b) Reports on Form 8-K:

          Current reports on Form 8-K are filed after the Distribution Date of each month (on, or the first business day after, the 20th of the month). Three reports were filed in fourth quarter of 1997 on October 1, 1997, October 29, 1997, and December 3, 1997. The reports included the exhibits listed under Item 5 and Item 7.

          (c) See (a)(3) above.

          (d) Not applicable.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 1998                   MetLife Capital Funding Corporation III
                                 on behalf of MetLife Capital Equipment
                                 Loan Trust 1997-A

                                 By: /s/ Linda Foley
                                     -----------------------------
                                     Linda Foley
                                     Vice President and Chief Accounting Officer

                                 EXHIBIT INDEX

99.1      Management's Assertions on Internal Controls.

99.2 Annual Independent Accountants' Report pursuant to Section 4.11 of the Transfer And Servicing Agreement.

99.3      1997 Annual Statement prepared by the Servicer.